Form 10-K405
period 1997-09-30
OMI TRUST 1997-C
filed 1997-12-29
CIK 1046411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                          ----------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [NO FEE REQUIRED]

For the transition period from ________________ to _________________


Commission file number 333-31441
                       --------------------------------------------------------



                                OMI TRUST 1997-C
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                                     23-2935515
    ----------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S.  Employer  Identification No.)
incorporation or organization


         c/o PNC Bank, National Association
         Corporate Trust Department
         Attention:  Judy Wisniewskie.
         1700 Market St, Philadelphia, Pennsylvania              19103
   ----------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code (215) 585-8872
                                                        ------------------

     Securities registered pursuant to Section 12(b) of the Act: None
                                                                -----------

     Securities registered pursuant to Section 12(g) of the Act: None
                                                                -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI TRUST 1997-C
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1997-C

                                    FORM 10-K
                                      INDEX

                                                              Page Number
                                                              -----------
PART I.

     Item 1.  Business
     Item 2.  Properties
     Item 3.  Legal  Proceedings
     Item 4.  Submission of Matters to a Vote of Security Holders

PART II.

     Item 1.  Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters
     Item 2. Selected  Financial  Data
     Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 4. Financial Statements  and  Supplementary  Data
     Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

     Item 1. Directors  and  Executive  Officers  of the  Registrant
     Item 2. Executive  Compensation
     Item 3. Security  Ownership of Certain Beneficial Owners and Management
     Item 4. Certain Relationships and Related Transactions

PART IV.

     Item 1. Exhibits, Financial Statement Schedules and Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


ITEM 1.    BUSINESS.

                  Not Applicable.

ITEM 2.    PROPERTIES.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           At the end of the Registrant's fiscal year, there were a total of __66___ holders of the Registrant's Series 1997-C Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3 and Class B-1 (collectively, the "Certificates").

ITEM 6.    SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION.

                  Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.   EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  Exhibits


                  99.1  Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                        Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OMI TRUST 1997-C, REGISTRANT

                                         By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                  as depositor


Dated   December 26, 1997                   /s/ Douglas R. Muir
                                            -------------------
                                             Douglas R. Muir
                                             Vice President

                                INDEX OF EXHIBITS

                                                            PAGE OF SEQUENTIALLY
                                                              NUMBERED PAGES
                                                            -------------------

99.1 Annualized Remittance Report.

99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

99.3 Servicer's Annual Compliance  Statement as Required by
     Section 3.13(a) of Oakwood  Mortgage  Investors,  Inc.'s
     Standard Terms to Pooling and Servicing Agreement
     (November 1995 Edition)



OAKWOOD MORTGAGE INVESTORS, INC. 1997-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997



NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS
INCLUDED IN OMI TRUST 1997-C AS OF THE END OF THE PREPAYMENT PERIOD THAT BEGAN
ON SEPTEMBER 1, 1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE
COLLECTION PERIOD THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997.
ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS
INFORMATION AS OF THE CLOSE OF BUSINESS ON OCTOBER 15, 1997, WHICH IS THE
DISTRIBUTION DATE ON WHICH COLLECTIONS MADE AND LOSSES INCURRED DURING SUCH
PREPAYMENT PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO
CERTIFICATEHOLDERS.




                                          Scheduled Principal Balance of Contracts
--------------------------------------------------------------------------------------------------

Beginning
Principal                 Scheduled          Prepaid           Liquidated        Contracts
Balance                   Principal          Principal         Principal         Repurchased
--------------------------------------------------------------------------------------------------


  234,625,441.12        (629,270.66)    (3,430,205.86)             0.00          0.00
==================================================================================================








----------------------------

      Ending                Scheduled                                 Scheduled                                          Amount
      Principal             Gross                     Servicing       Pass Thru             Liquidation   Reserve     Available for
      Balance               Interest                     Fee          Interest              Proceeds      Fund Draw    Distribution
------------------------------------------------------------------------------------------------------------------------------------


    230,565,964.60        3,923,815.26            389,370.64          3,534,444.62              0.00          0.00  7,983,291.78(1)
====================================================================================================================================




                                              Certificate Account as of 9/30/97
------------------------------------------------------------------------------------------------------------------------------

        Beginning                       Deposits                                       Investment              Ending
         Balance              Principal          Interest        Distributions          Interest               Balance
------------------------------------------------------------------------------------------------------------------------------

         0.00               3,795,118.68      2,126,389.91     (3,978,397.10)              5,692.00          1,948,803.49
==============================================================================================================================






                                  P&I Advances
 --------------------------------------------------------------------------------


       Beginning             Recovered            Current           Ending
        Balance              Advances            Advances           Balance
 --------------------------------------------------------------------------------



         0.00              (450,720.62)     1,021,060.32        570,339.70
 ================================================================================



(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $389,370.64 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER, CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $7,593,921.14.



OAKWOOD MORTGAGE INVESTORS, INC. 1997-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                               Repo Properties
                                                             Brought Current by
                            Gross Repossessions                   Borrower                 Net Current Repos
                                     Principal                        Principal                    Principal
                      #               Balance               #          Balance          #           Balance
                   ------------------------------------------------------------------------------------------------

Oct-96                    0  $                                  -   $         -  $      -          -
Nov-96                    0                                     -             -         -          -
Dec-96                    0                                     -             -         -          -
Jan-97                    0                                     -             -         -          -
Feb-97                    0                                     -             -         -          -
Mar-97                    0                                     -             -         -          -
Apr-97                    0                                     -             -         -          -
May-97                    0                                     -             -         -          -
Jun-97                    0                                     -             -         -          -
Jul-97                    0                                     -             -         -          -
Aug-97                    1                                3,415.75           -         1      3,415.75
Sep-97                    5                              187,218.95           -         5    184,218.96
                   ------------------------------------------------------------------------------------------------



                            Aggregate Repo Properties
                              in Trust at Month-End
                                         Principal
                             #            Balance
                          -------------------------------

Oct-96                      -               -
Nov-96                      -               -
Dec-96                      -               -
Jan-97                      -               -
Feb-97                      -               -
Mar-97                      -               -
Apr-97                      -               -
May-97                      -               -
Jun-97                      -               -
Jul-97                      -               -
Aug-97                      1          3,415.75
Sep-97                      6        187,634.70
                          -------------------------------








                                                        Repo Properties
                                                      Brought Current by                                  Aggregate Repo Properties
                     Gross Repossessions                   Borrower                 Net Current Repos       in Trust at Month-End
                              Principal                        Principal                    Principal               Principal
               #               Balance               #          Balance          #           Balance                 Balance
            ---------------------------------------------------------------------------------------------------------------------


Total of month
 end balance              6  $            187,634.70     - $          -         6  $         187,634.70     7  $    191,050.45
                   ================================================================================================================

Average month
 end balance              3  $            93,817.35      - $          -        3    $         93,817.35     4  $     95,525.23
                   ===============================================================================================================








OAKWOOD MORTGAGE INVESTORS, INC. 1997-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                                 Delinquency Analysis
                   -----------------------------------------------------------------------------------------------------------------

                    31 to 59 days                    60 to 89 days             90 days and Over            Total Delinq.
                             Principal                     Principal                  Principal                  Principal
                   #         Balance              #        Balance           #        Balance           #        Balance
                   -----------------------------------------------------------------------------------------------------------------

Oct-96                     -  $                 -        -  $              -        -  $              -        -  $          -
Nov-96                     -                    -        -                 -        -                 -        -             -
Dec-96                     -                    -        -                 -        -                 -        -             -
Jan-97                     -                    -        -                 -        -                 -        -             -
Feb-97                     -                    -        -                 -        -                 -        -             -
Mar-97                     -                    -        -                 -        -                 -        -             -
Apr-97                     -                    -        -                 -        -                 -        -             -
May-97                     -                    -        -                 -        -                 -        -             -
Jun-97                     -                    -        -                 -        -                 -        -             -
Jul-97                     -                    -        -                 -        -                 -        -             -
Aug-97                    27            1,026,709.88     -                 -        -                 -       27       1,026,709.88
Sep-97                    27            1,026,709.88     -                 -        -                 -       27       1,026,709.88
                   -----------------------------------------------------------------------------------------------------------------







Total of month
 end balance              54  $         2,053,419.76     -  $              -        - $              -       54 $      2,053,419.76
                   =================================================================================================================

Average month
end balance               27  $         1,026,709.88     -  $              -        - $             -        27 $      1,026,709.88
                   ================================================================================================================




OAKWOOD MORTGAGE INVESTORS, INC. 1997-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT


                    Liquidated                                                                        Net
   Prepayment        Principal         Sales          Insur.          Total        Repossession   Liquidation  Unrecov.
     Period           Balance         Proceeds        Refunds        Proceeds        Expenses       Proceeds   Advances
-----------------------------------------------------------------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Nov-96                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Dec-96                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Jan-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Feb-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Mar-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Apr-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
May-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Jun-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Jul-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Aug-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
Sep-97                 0.00             0.00          0.00             0.00           0.00           0.00       0.00
                  ==================================================================================================
                       0.00             0.00          0.00             0.00           0.00           0.00       0.00
                  ==================================================================================================





                                               Net             Current
                       FHA Insurance        Pass Thru         Period Net      Cumulative
                          Coverage           Proceeds        Gain/(Loss)    Gain/(Loss)
                       --------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96                      0.00               0.00             0.00
Nov-96                      0.00               0.00             0.00
Dec-96                      0.00               0.00             0.00
Jan-97                      0.00               0.00             0.00
Feb-97                      0.00               0.00             0.00
Mar-97                      0.00               0.00             0.00
Apr-97                      0.00               0.00             0.00
May-97                      0.00               0.00             0.00
Jun-97                      0.00               0.00             0.00
Jul-97                      0.00               0.00             0.00
Aug-97                      0.00               0.00             0.00
Sep-97                      0.00               0.00             0.00
                       ===============================================
                            0.00               0.00             0.00           0.00
                       ==============================================================







OAKWOOD MORTGAGE INVESTORS, INC. 1997-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                          Original            Beginning             Current            Accelerated
               Cert.                    Certificate          Certificate           Principal            Principal        Writedown
               Class                      Balances             Balances             Payable            Distribution      Amounts(1)
-----------------------------------------------------------------------------------------------------------------------------------


A-1                                           43,620,000.00        43,620,000.00        (4,059,476.52)       0.00          0.00
A-1 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

A-2                                           42,810,000.00        42,810,000.00                 0.00        0.00          0.00
A-2 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

A-3                                           27,750,000.00        27,750,000.00                 0.00        0.00          0.00
A-3 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

A-4                                           12,930,000.00        12,930,000.00                 0.00        0.00          0.00
A-4 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

A-5                                           27,080,000.00        27,080,000.00                 0.00        0.00          0.00
A-5 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

A-6                                           28,818,000.00        28,818,000.00                 0.00        0.00          0.00
A-6 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

M                                             18,770,000.00        18,770,000.00                 0.00        0.00          0.00
M Outstanding Writedown                                0.00                 0.00                 0.00        0.00          0.00

B-1                                           21,116,000.00        21,116,000.00                 0.00        0.00          0.00
B-1 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00

B-2                                           11,731,441.00        11,731,441.00                 0.00        0.00          0.00
B-2 Outstanding Writedown                              0.00                 0.00                 0.00        0.00          0.00


                                    ----------------------------------------------------------------------------------------------

                                             234,625,441.00       234,625,441.00        (4,059,476.52)       0.00          0.00
                                    ==============================================================================================







                                                  Ending                                  Principal Paid
               Cert.                            Certificate                  Pool            Per $1,000
               Class                             Balances                   Factor          Denomination
-------------------------------------------------------------------------------------------------------


A-1                                          39,560,523.48                   90.69354%        93.06
A-1 Outstanding Writedown                             0.00                       0.00          0.00

A-2                                          42,810,000.00                  100.00000%         0.00
A-2 Outstanding Writedown                             0.00                       0.00          0.00

A-3                                          27,750,000.00                  100.00000%         0.00
A-3 Outstanding Writedown                             0.00                       0.00          0.00

A-4                                          12,930,000.00                  100.00000%         0.00
A-4 Outstanding Writedown                             0.00                       0.00          0.00

A-5                                          27,080,000.00                  100.00000%         0.00
A-5 Outstanding Writedown                             0.00                       0.00          0.00

A-6                                          28,818,000.00                  100.00000%         0.00
A-6 Outstanding Writedown                             0.00                       0.00          0.00

M                                            18,770,000.00                  100.00000%         0.00
M Outstanding Writedown                               0.00                       0.00          0.00

B-1                                          21,116,000.00                  100.00000%         0.00
B-1 Outstanding Writedown                             0.00                       0.00          0.00

B-2                                          11,731,441.00                  100.00000%         0.00
B-2 Outstanding Writedown                             0.00                       0.00          0.00


                                         ---------------------

                                            230,565,964.48
                                        ======================





(1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE POOLING AND SERVICING AGREEMENT.




OAKWOOD MORTGAGE INVESTORS, INC. 1997-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS

          Certificate              Remittance     Beginning          Current              Total       Interest
             Class                    Rate         Balance           Accrual              Paid       Shortfall
                                 --------------------------------------------------------------------------------


A-1                                                 0.00          377,068.93          377,068.93         0.00
A-1  Carryover Interest              0.00           0.00                0.00                0.00         0.00
A-1  Writedown Interest              0.00           0.00                0.00                0.00         0.00

A-2                                  6.45000%       0.00          460,207.50          460,207.50         0.00
A-2  Carryover Interest              0.00           0.00                0.00                0.00         0.00
A-2  Writedown Interest              0.00           0.00                0.00                0.00         0.00

A-3                                  6.65000%       0.00          307,562.50          307,562.50         0.00
A-3  Carryover Interest              0.00           0.00                0.00                0.00         0.00
A-3  Writedown Interest              0.00           0.00                0.00                0.00         0.00

A-4                                  6.85000%       0.00          147,617.50          147,617.50         0.00
A-4  Carryover Interest              0.00           0.00                0.00                0.00         0.00
A-4  Writedown Interest              0.00           0.00                0.00                0.00         0.00

A-5                                  7.05000%       0.00          318,190.00          318,190.00         0.00
A-5  Carryover Interest              0.00           0.00                0.00                0.00         0.00
A-5  Writedown Interest              0.00           0.00                0.00                0.00         0.00

A-6                                  7.35000%       0.00          353,020.50          353,020.50         0.00
A-6  Carryover Interest              0.00           0.00                0.00                0.00         0.00
A-6  Writedown Interest              0.00           0.00                0.00                0.00         0.00

M                                    7.15000%       0.00          223,675.84          223,675.84         0.00
M  Carryover Interest                0.00           0.00                0.00                0.00         0.00
M  Writedown Interest                0.00           0.00                0.00                0.00         0.00

B-1                                  7.45000%       0.00          262,190.34          262,190.34         0.00
B-1  Carryover Interest              0.00           0.00                0.00                0.00         0.00
B-1  Writedown Interest              0.00           0.00                0.00                0.00         0.00

B-2                                  7.70000%       0.00          150,553.50          150,553.50         0.00
B-2  Carryover Interest              0.00           0.00                0.00                0.00         0.00
B-2  Writedown Interest              0.00           0.00                0.00                0.00         0.00

X                                                   0.00          934,358.01          934,358.01         0.00

Service Fee                                         0.00          389,370.64          389,370.64         0.00
                                       ----------------------------------------------------------------------

                                                    0.00        3,923,815.26        3,923,815.26         0.00








                                                                     Interest Paid
          Certificate                                   Ending        Per $1,000                Cert.             TOTAL
             Class                                      Balance      Denomination               Class         DISTRIBUTION
                                                ---------------------------------------------------------------------------------


A-1                                                     0.00              8.64                  A-1             4,436,545.45
A-1  Carryover Interest                                 0.00              0.00
A-1  Writedown Interest                                 0.00              0.00

A-2                                                     0.00             10.75                  A-2               460,207.50
A-2  Carryover Interest                                 0.00              0.00
A-2  Writedown Interest                                 0.00              0.00

A-3                                                     0.00             11.08                  A-3               307,562.50
A-3  Carryover Interest                                 0.00              0.00
A-3  Writedown Interest                                 0.00              0.00

A-4                                                     0.00             11.42                  A-4               147,617.50
A-4  Carryover Interest                                 0.00              0.00
A-4  Writedown Interest                                 0.00              0.00

A-5                                                     0.00             11.75                  A-5               318,190.00
A-5  Carryover Interest                                 0.00              0.00
A-5  Writedown Interest                                 0.00              0.00

A-6                                                     0.00             12.25                  A-5               353,020.50
A-6  Carryover Interest                                 0.00              0.00
A-6  Writedown Interest                                 0.00              0.00

M                                                       0.00             11.92                  A-6               223,675.84
M  Carryover Interest                                   0.00              0.00
M  Writedown Interest                                   0.00              0.00

B-1                                                     0.00             12.42                  B-1               262,190.34
B-1  Carryover Interest                                 0.00              0.00
B-1  Writedown Interest                                 0.00              0.00

B-2                                                     0.00             12.83                  B-2               150,553.50
B-2  Carryover Interest                                 0.00              0.00
B-2  Writedown Interest                                 0.00              0.00

X                                                       0.00                                     X                934,358.01

Service Fee                                             0.00                                                      389,370.64
                                                       -----                                             ---------------------

                                                        0.00                                                    7,983,291.78 (1)





(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $389,370.64 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER, CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $7,593,921.14.

                         Independent Accountant's Report
                       -----------------------------------


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation






We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997

Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood
Acceptance Corporation (OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J St. George                        /s/ C. Michael Kilbourne
---------------------------------------          -----------------------------
Nicholas J. St. George, Chairman of the Board    C. Michael Kilbourne, President





/s/ Robert A. Smith                             /s/ Douglass R Muir
-----------------------------------            --------------------------------
Robert A. Smith, EVP-Consumer Finance           Douglas R. Muir, VP, Treasurer/
                                                      Secretary





/s/Matthew S. Hukill
------------------------------
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1997-C


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (November 1995 Edition) which is incorporated in the Pooling and Servicing Agreement dated August 1, 1997 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period August 1, 1997 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By:  /s/ Douglas R. Muir
------------------------


Name:  Douglas R. Muir
------------------------


Title:  Vice President
------------------------


Date:  September 30, 1997
----------------------------